Form 10-Q
period 2018-12-31
AXELEREX CORP.
filed 2019-02-08
CIK 1724001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-224157

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 8, 2019

Common Stock: $0.001	7,120,000

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

Axelerex Corp.
December 31, 2018
Index to the Financial Statements

Contents	Page(s)

Balance Sheets as of December 31, 2018 (unaudited) and June 30, 2018	4

Statements of Operations for the Three Months Period Ended December 31, 2018 and 2017 (unaudited)	5

Statements of Operations for the Six Months Period Ended December 31, 2018
and for the Period from August 30, 2017 (inception) to December 31, 2017 (unaudited)	6

Statements of Cash Flows for the Six Months Period Ended December 31, 2018
and for the Period from August 30, 2017 (inception) to December 31, 2017 (unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Axelerex Corp.
Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS

Current Assets
Cash	$14,316	$7,598
Accounts Receivable	-	541
Prepaid expenses	140	-
Total Current Assets	14,456	8,139

Total Assets	$14,456	$8,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liability
Account Payable	$-	$200
Related Party Loans	13,264	11,096
Total Liabilities	13,264	11,296

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized;
6,350,000 and 5,000,000 shares issued and outstanding	6,350	5,000
Additional paid in capital	12,150	-
Accumulated deficit	(17,308)	(8,157)

Total Stockholders’ Equity (Deficit)	1,192	(3,157)

Total Liabilities and Stockholders’ Equity (Deficit)	$14,456	$8,139

The accompanying notes are an integral part of these unaudited financial statements

Axelerex Corp.
Statements of Operations
(unaudited)

	The Three Months Period Ended December 31, 2018	The Three Months Period Ended December 31, 2017

REVENUE	$60	$-

EXPENSES
General and Administrative	516	335
Bad debt expense	-	-
Professional	3,100	450
Total Expenses	3,616	785

Loss from Operations	(3,616)	(785)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(3,616)	$(785)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	5,298,043	2,173,913

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
Statements of Operations
(unaudited)

	The Six Months Period Ended December 31, 2018	The Period from August 30, 2017 (inception) to December 31, 2017

REVENUE	$100	$-

EXPENSES
General and Administrative	1,290	1,140
Bad debt expense	211	-
Professional	7,750	450
Total Expenses	9,251	1,590

Loss from Operations	(9,151)	(1,590)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(9,151)	$(1,590)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	5,149,022	1,626,016

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
Statements of Cash Flows
 (unaudited)

	The Six Months Period Ended December 31, 2018	The Period from August 30, 2017 (inception) to December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss After Tax	$(9,151)	$(1,590)
Bad debt expenses	211
Changes in Operating Assets and Liabilities:
Accounts Receivable	330	-
Prepaid expenses	(140)
Accounts Payable	(200)	-
Net Cash from Operating Activities	(8,950)	(1,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Related Party Loan	2,168	1,767
Proceeds from Sale of Common Shares	13,500	5,000
Net Cash Provided by Financing Activities	15,668	6,767

Net Increase (Decrease) in Cash	6,718	5,177

Cash, Beginning of Period	7,598	-

Cash, End of Period	$14,316	$5,177

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
December 31, 2018
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2018 included in the Company’s S-1 filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss

Description	$-	$-	$-	$-
Balance at December 31, 2018	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended December 31, 2018.

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

There were no potentially dilutive common shares outstanding for the quarter ended December 31, 2018.

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

As reflected in the financial statements, the Company had little operating revenue with net cash used in operating activities during the reporting quarter ended December 31, 2018.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Common Stock

On November 21st, 2017 the Company sold 5,000,000 shares of common stock to the President of the Company at $0.001 per share for $5,000 in aggregate for cash.

In the current quarter the Company sold additional 1,350,000 shares of common stock at $0.01 per share for total consideration of $13,500.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of December 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of December 31, 2018, the Company issued 6,350,000 common shares are issued and outstanding.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Sergey Peredkov	President
Vladimir Orekhovsky	Treasurer

Free Office Space

The Company has been provided office space by its President at no cost.  Management determined that such cost is nominal and didnot recognize the rent expense in its financial statement.

During six months ended December 31, 2018, President has lent the company an amount of $2,168 to cover regular operating expenses. The loan balance as of December 31, 2018 is $13,264. The amount due to related party is unsecured and non- interest bearing with no set terms of repayment.

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2018, the Company had net cumulative operating loss (“NOL”) carry–forwards for Federal income tax purposes of $17,308 that may be offset against future taxable income through 2034.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $3,635 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of December 31, 2018.

Components of deferred tax assets are as follows:

December 31, 2018
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward before income taxes	$(17,308)
Income tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	3,635
Less: Valuation Allowance	(3,635)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

December 31, 2018

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

Note 7 – Subsequent Events

During January 2019 the Company sold additional 770,000 shares of common stock at $0.01 per share for total consideration of $7,700.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our cash balance is $14,316 as of December 31, 2018.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company.  In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  Our principal executive office is located at 30 Fritz-Kirsch-Zeile, Berlin, 12459 Germany.  Our phone number is (201) 383-2959.

Our independent registered public accountant has issued a going concern opinion for June 30, 2018 Financial Statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have generated little revenue in the quarter ended December 31, 2018 and no significant revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations from October 1, 2018 to December 31, 2018

In the quarter ended December 31, 2018 our operating expenses were comprised of professional fees of $3,100 and general and administrative expenses of $516.  We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $15,500.  We have prepared an internal business plan.  We have not started our proposed business operations and do not expect to do so until approximately 180 days after we have completed this offering.

Since inception, we sold 5,000,000 shares of common stock to our President and Director for $5,000.

Additionally, during the current quarter we have sold 1,350,000 common shares for the aggregate cash proceeds of $13,500.

Results of Operations from July 1, 2018 to December 31, 2018

During the six month ended December 31, 2018 our operating expenses were comprised of professional fees of $7,750 (primarily audit) and general and administrative expenses of $1,501.  Total revenue generated from operations was $100.

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

Liquidity and Capital Resources

As of December 31, 2018, the Company had $14,316 cash and $13,264 of current liabilities.  The available capital is sufficient for the Company to remain operational in a short run.

Our negative cash flow per month is: $3,616/3=$1,205 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for a year ($14,316/$1,205~ = 12 months).

Since inception, we have sold 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate proceeds of $5,000.  Our Directors provided $13,264 in operating loan to the company.

Additionally, during the current quarter we have sold 1,350,000 common shares for the aggregate cash proceeds of $13,500

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion for June 30, 2018 Financial Statements, meaning that there is substantial doubt for the company to continue as an on-going business for the next twelve months unless we obtain additional capital.  No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations.  Our only source for cash at this time is investments by others in this offering.  We must raise cash to implement our strategy and stay in business.

If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company.  The company anticipates to incur approximately $12,500 in professional fees over the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No report required.

Item 4. Controls and Procedures

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 30 Fritz-Kirsch-Zeile Berlin, 12459 Germany on February 8, 2019.

AXELEREX CORP.

By:	/s/ Sergey Peredkov
Name: Sergey Peredkov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Sergey Peredkov	President, Secretary and Director	February 8, 2019
Sergey Peredkov	(Principal Executive, Financial and Accounting Officer)