Form 10-Q
period 2019-03-31
AXELEREX CORP.
filed 2019-05-13
CIK 1724001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-Accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common	AXEL	N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 8, 2019

Common Stock: $0.001	7,120,000

Tablee of Contents

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Axelerex Corp.
March 31, 2019

Axelerex Corp.
Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS

Current Assets
Cash	$18,233	$7,598
Accounts Receivable	-	541
Prepaid expenses	98	-
Total Current Assets	18,331	8,139

Total Assets	$18,331	$8,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Account Payable	$298	$200
Related Party Loans	13,264	11,096
Total Liabilities	13,562	11,296

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized;
7,120,000 and 5,000,000 shares issued and outstanding	7,120	5,000
Additional paid in capital	19,080	-
Accumulated deficit	(21,431)	(8,157)
Total Stockholders’ Equity (Deficit)	4,769	(3,157)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,331	$8,139

The accompanying notes are an integral part of these unaudited financial statements

Axelerex Corp.
Statements of Operations
(unaudited)

	The Three Months Period Ended March 31, 2019	The Three Months Period Ended March 31, 2018

REVENUE	$-	$360

EXPENSES
General and Administrative	545	381
Bad debt expense	-	-
Professional	3,578	4,000
Total Expenses	4,123	4,381

Loss from Operations	(4,123)	(4,021)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(4,123)	$(4,021)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	6,979,222	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
Statements of Operations
(unaudited)

	The Nine Months Period Ended March 31, 2019	Period from August 30, 2017 (inception) to March 31, 2018

REVENUE	$100	$360

EXPENSES
General and Administrative	1,835	1,521
Bad debt expense	211	-
Professional	11,328	4,450
Total Expenses	13,374	5,971

Loss from Operations	(13,274)	(5,611)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(13,274)	$(5,611)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	5,750,182	3,051,641

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
Statements of Shareholders Equity
For the Three Months ended March 31, 2019
(unaudited)

	Common Stock			Total
	Number		Retained	Stockholders’
	of Shares	Amount	Earnings	Equity

January 1, 2019 Opening Balance	6,350,000	$18,500	$(17,308)	$1,192
Issuance of Common Shares for Cash	770,000	7,700	-	7,700
Net Income (Loss) After Tax			(4,123)	(4,123)
Balance, March 31, 2019	7,120,000	$26,200	$(21,431)	$4,769

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
Statements of Cash Flows
(unaudited)

	The Nine Months Period Ended March 31, 2019	The period from August 30, 2017 (inception) through March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss After Tax	$(13,274)	$(5,611)
Bad debt expenses	211
Changes in Operating Assets and Liabilities:
Accounts Receivable	330	(300)
Prepaid expenses	(98)
Accounts Payable	98	-
Net Cash from Operating Activities	(12,733)	(5,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Related Party Loan	2,168	2,123
Proceeds from Sale of Common Shares	21,200	5,000
Net Cash Provided by Financing Activities	23,368	7,123

Net Increase (Decrease) in Cash	10,635	1,212

Cash, Beginning of Period	7,598	-

Cash, End of Period	$18,233	$1,212

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
March 31, 2019
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2018 included in the Company’s S-1/A filed with the Securities and Exchange Commission on October 4, 2018.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

Fiscal Year-End

The Company elected June30as its fiscal year ending date.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss

Description	$-	$-	$-	$-
Balance at March 31, 2019	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended March 31, 2019.

Net Income (Loss)per Common Share

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

There were no potentially dilutive common shares outstanding for the quarter ended March 31, 2019.

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

As reflected in the financial statements, the Company had little operating revenue with net cash used in operating activities during the reporting quarter ended March 31, 2019.  These factors raise doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Common Stock

On November 21st, 2017 the Company sold 5,000,000 shares of common stock to the President of the Company at $0.001 per share for $5,000 in aggregate for cash. From November 2018 to January 2019, the Company sold additional 2,120,000 shares of common stock at $0.01 per share for total consideration of $21,200 to 27 individuals.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of March 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of March 31, 2019  7,120,000 common shares of the Company are issued and outstanding.

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

During nine months ended March 31, 2019, President has lent the company an amount of $2,168 to cover regular operating expenses.  The loan balance as of March 31, 2019 was $13,264. The amount due to related party is unsecured and non- interest bearing with no set terms of repayment.

Note 6 – Income Tax Provision

Deferred Tax Assets

At March 31, 2019, the Company had net cumulative operating loss (“NOL”) carry–forwards for Federal income tax purposes of $21,431 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,501 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of March 31, 2019.

Components of deferred tax assets are as follows:

March 31, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward before income taxes	$(21,431)
Income tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	4,501
Less: Valuation Allowance	(4,501)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

March 31, 2019

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

Our cash balance is $18,233 as of March 31, 2019.We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  Our principal executive office is located at 30 Fritz-Kirsch-Zeile, Berlin, 12459Germany. Our phone number is (201) 383-2959.

Our independent registered public accountant has issued a going concern opinion for June 30, 2018 Financial Statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have generated little revenue in the quarter ended March 31, 2019 and no significant revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations from the quarter ended March 31, 2019

In the quarter ended March 31, 2019 our operating expenses of $4,123 were comprised of professional fees of $3,578 and general and administrative expenses of $545.  In comparison, for the 3 months ended March 31, 2018 our operating expenses of $4,381 were comprised of professional fees of $4,000 and general and administrative expenses $381.  We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $15,500.  We have prepared an internal business plan.  We have not started our proposed business operations and do not expect to do so until approximately 180 days after we have completed this offering.

Since inception, we sold 5,000,000 shares of common stock to our President and Director for $5,000.
Additionally, during November 2018 to January 2019 we have sold 2,120,000 common shares for the aggregate cash proceeds of $21,200.

Results of Operations for the nine months ended March 31, 2019

During the nine months ended March 31, 2019 our operating expenses of $13,374 were comprised of professional fees of $11,328 (primarily audit) , general and administrative expenses of $1,835 and bad debt expense of $211.  Total revenue generated from operations was $100.

During the operating period from August 30, 2017 to March 31, 2018 our operating expenses of $5,971 were comprised of professional fees o $4,450 and general and administrative expenses of $1,521.  Total revenue generated from operations was $360.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company had $18,233 cash and $13,562 of current liabilities. The available capital is sufficient for the Company to remain operational in a short run.

Our negative operating cash flow per month is: $4,123/3=$1,374 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for slightly over one year ($18,233/$$1,374~ = 13 months).

Since inception, we have sold 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate proceeds of $5,000. Our Directors provided $13,264 in operating loan to the company.

Additionally, during November 2018 to January 2019 we have sold 2,120,000 common shares for the aggregate cash proceeds of $21,200.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 30 Fritz-Kirsch-Zeile, Berlin, 12459 Germany on May 9, 2019.

AXELEREX CORP.

By:	/s/ Sergey Peredkov
Name: Sergey Peredkov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Sergey Peredkov	President, Secretary and Director	May 9, 2019
Sergey Peredkov	(Principal Executive, Financial and Accounting Officer)