Form 10-K
period 2019-06-30
AXELEREX CORP.
filed 2019-09-12
CIK 1724001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

☒ ☐
Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the year ended June 30, 2019

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 333-224157

AXELEREX CORP.
(Exact name of registrant as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Fritz-Kirsch-Zeile, Berlin, Germany	12459
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-201-383-2959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of December 31, 2018, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to December 31, 2018, was approximately $13,500.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 11, 2019, the registrant had 7,120,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September  11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Description of Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Axelerex Corp. was incorporated in the State of Nevada on August 30, 2017.  Our offices are located at 30 Fritz-Kirsch-Zeile, Berlin, 12459, Germany.  We are a startup company with limited earnings to date and nominal operations and assets with a focus on early-stage business activities such as proof of concept development, small production and promoting our products.

Products/Services

Description of Product or Services

Axelerex focuses on short 2D animations and stop-motion animations, up to 5 seconds in length.  These products range from logos and title introductions, to full or partial character animations.

Short and customized animations have a huge appeal in the digital and social media industry.  Whether used by small companies or individuals, customized animations are an easy and eye-catching way to draw attention to any product, or spruce up one’s online presence.

Our animations are strictly digital, using classic animation principles. An animation is comprised of individual drawings, shown sequentially in a specified time frame. We will be using the classic ratio of 12 frames per one second of animation. Every frame is manually designed in animation software, and compiled together to form a complete animated sequence, which is then exported in the desired format specified by the client.

What we offer is the customization of this process.

Our animations are divided into two categories: gifs and scenes.

•
Gifs are individual frames that loop together for a seemingly endless animation.  These are often short and charming, ideal for greeting cards or character animations.  Our gifs can be customized to include anything from moving characters on a background, to text animation.

•
Scenes by contrast do not loop.  They essentially have a defined beginning and an end.  While they can certainly be replayed, the animation is not meant to repeat itself endlessly.  Scenes are ideal for logo/title introductions, but can be customized to the client’s needs to suit any purpose.

Our products are charged by frame of animation, and are therefore accessible to anyone.  Companies can place orders to be used for their websites or advertisements, while individuals can order the same quality animations for personal use in emails, online profiles, or any other form of digital communication.

The appeal in our product is in the style and craftsmanship of the animations themselves.  The client is able to choose whether they want their animation to be asset based, or traditionally hand-drawn.

Asset-based animations are digital components manipulated in software to achieve the desired movement.

Traditional animation by contrast requires the animator to hand-draw each frame.

Asset-based animation has a much more digital feel, while hand-drawn feels more organic. In either case, the animation is unique and personalized.

Our plan is to carry out a phased approach in establishing and developing Axelerex Corp.  The first phase will focus on developing animated gifs and scenes based on storyboarded designs and our next phase will focus on more intensive company branding services that can take lead Axelerex into the animated advertisement business.

Phase one:

a)	Develop our product "bank" of gif and scene ideas
b)	Attract and connect with small business clients

Phase two:

a)	advertise our animations via social media
b)	expand our products and services to include short animated scenes
c)	create a stop-motion facet of our studio

In case of successful growth of our business, necessary funds will be available through operating profits to further develop our product “bank” as well as to enhance the production efficiency via upgrading to high-end industry production equipment and software.

Target Market and Clients/potential Clients

Our target markets are 2 particular groups, independent film companies or small businesses that do not already have an animation or marketing department of their own, as well as individuals on social media wishing to liven up their online experience or presence.

Our potential customers will be in the following sectors:

First Phase:

•	Social media users on Facebook, Snapchat, Instagram etc.
•	Small companies, film related or otherwise, most likely in the North American market.

Future Phases:

•	Companies outside the North American market

Source of revenue

Our main source of revenue will initially be the sales of different types animated advertising design solutions to small companies required such services i.e.:

1.	Design of 2D and stop-motion animations to customer-provided specifications.
2.	Consulting customer on unique use of animation in customer business development and product advertising.

Marketing Strategy

In order to attract customers and promote products, our company has created a website and multiple social media pages including Instagram and Facebook. In a fast-paced marketing environment, there is no better way to reach out to small businesses than through social media. We will market Axelerex products through online and social media advertisements. For online and website advertising we will use the following methods:

•	Link our website to free web directories
•	Use shared online advertisement facilities
•	Create frequent Instagram and Facebook content
•	Buy Instagram advertisements
•	Reach out to online followers
•	Distribute online banners to attract more attention from the customers and provide credibility to the product by including customer feedback

•	Advertise through classified ads (kijiji, craigslist) and blogs
•	Add our website address to relevant search engines

We will also advertise through local and global classified ads and social media networking.  Sales brochures and business cards will be printed to provide necessary company product and service information. We will organize onsite presentations for perspective clients with product samples.

Competition and Competitive Strategy

It is reasonable to assume that there is substantial competition on the market in animation industry. However, any or every company, regardless of industry it operates in and regardless of market niche it occupies, is forced to actively communicate its products and services to its customers via some sort of visual web advertising. Animated content plays an important role as the level of sophistication in visual advertising constantly increases.  Therefore, existence of even large number of competitors will be, to some extent, negated by the size of existing and potential market.  As an example, some of the companies that also specialize in animated content are listed below along with short description of their products and services.

IdeaRocket:

This company uses custom animation for Health Service, Financial Services, Technology and Education. Their primary mediums are 2D, 3D, whiteboard animation, and motion graphics

The Video Animation Company:

Uses kinetic typography animation, cut out animation, 2d cartoon animation.
They create animated explainer video for businesses.

Powtoon

This company creates animated videos for marketing and education. They provide storyboard builder, ready-made templates and drag-and-drop features to create a Powtoon animation.

Austin Visuals

Specialize in Character-Based Animation:

•	Explainer Videos and Cartoon Animation explaining how a product or service works
•	Cartoon Animation for Web Commercials
•	Cartoon Mascots for businesses and brands
•	Animated Training Videos

With large number of videos competing for exposure, it is difficult for viewers to filter one from another and be truly captivated. Axelerex competitive strategy is based on the unique and appealing designs and animated quality of our hand-drawn, as well as stop-motion videos that stands out from the rest.

Our Advantage

•	Competitive pricing
•	Targeting the small business market as well as individuals
•	Latest tools and technologies that allow to produce simple to make, yet sophisticated quality animations
•	Highly customizable
•	Uniquely tailored for clients and businesses

Currently, our competitive position within the industry is negligible in light of the fact that we have just recently started our operations.

Sources and Availability of Products and Supplies

We believe that with our President’s experience and our Treasurer’s extensive background in design and composition for both film and animation will enable us to develop the various aspects of the business.

We believe there are no constraints on the sources or availability of products, materials and supplies related to the production of short animations.

Dependence on One or a Few Major Customers

We believe that, because of the potentially broad base of customers for our services, we will not rely on one or few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we expect to be providing that would give rise to any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Out web domain and IP address as well as company information will be protected by our domain host.

We do not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws. We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

Research and Development Activities and Costs

Our operations do not currently involve any R&D activities.  We have not yet spent any money on exploring new tools becoming available to industry.  Once this offering is completed we will have resources to initialize our research in area of new products and methods available for generating various types of animations fast and efficient.  This would potentially increase our productivity and reduce our cost of operation, especially at product design stage.

Compliance with Environmental Laws

Our operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind.  We conduct our operations from the facilities that our President provides to us free of charge.

Employees

We have commenced only limited operations, and currently have two employees - our President and Director Mr. Peredkov, who spends approximately fifteen hours a week on our business and our Treasurer Mr. Orekhovsky, who devotes up to ten hours a week to company’s operations.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.  As of the date of this Year-End Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.  As of June 30, 2019, no shares of our common stock have been traded.

Number of Holders

As of June 30, 2019, the 7,120,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2019.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the year ended June 30, 2019

For fiscal year ended June 30, 2019, we have generated revenue of $100 compared with $1,606 for the year ended June 30, 2018.

For fiscal year ended June 30, 2019, our operating expenses were comprised of professional fees of $14,155 and general and administrative expenses of $2,189, as compared with $7,537 of professional fees and $2,226 in general and administrative expenses for year ended June 30, 2018.

As of June 30, 2019, we have sold 7,120,000 shares of common stock.

Activities to Date

A substantial portion of our activities to date focused on becoming a reporting public company to raise more capital to finance our business activities. Our President has also developed Plan of Operations.  We have established the company office and provided information session and consulting about our services to one prospective customer.

Plan of Operations

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Liquidity and Capital Resources

As of June 30, 2019, the Company had $15,106 cash and current liabilities of $13,363 as compared with $7,598 of cash and $11,296 of current liabilities as of June 30, 2018. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

Since inception, we have sold 5,000,000 shares of common stocks to our president and director, at a price of $0.001 per share and 2,120,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $26,200.  Our president and director also provided $13,264 long term loan to the company (non-interest bearing with no fixed term of repayment).

We are attempting to raise funds to proceed with our plan of operation. Our current cash on hand will be used to pay the fees and expenses of this offering. We will have to utilize funds from our sole officer and director. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital.  The Company’s cash position may not be sufficient to support its daily operations.  No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company.  The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $15,000.

Limited operating history and need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Axelerex Corp.
June 30, 2019

PLS CPA, A PROFESSIONAL CORPORATION
● 4725 MERCURY STREET #210 ● SAN DIEGO ● CALIFORNIA 92111 ●
● TELEPHONE (858)722-5953 ● FAX (858) 761-0341  ● FAX (858) 764-5480
● E-MAIL changgpark@gmail.com ●

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Axelerex Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Axelerex Corp. (the Company) as of June 30, 2019 and 2018, the related statements of operations, changes in shareholders' deficit, and cash flows for the period from two years ended June 30, 2019 and 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a losse from operations through June 30, 2019, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA
PLS CPA, A Professional Corp

We have served as the Company’s auditor since 2017.
San Diego, CA. 92111
September 11, 2019

Axelerex Corp.
Balance Sheet
As of June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
ASSETS

Current Assets
Cash & Cash Equivalents	$15,106	$7,598
Accounts Receivable	-	541
Prepaid Expenses	56
Total Current Assets	15,162	8,139

Total Assets	$15,162	$8,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts Payable	$99	$200
Due to Related Party	13,264	11,096

Total Liabilities	13,363	11,296

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,120,000 shares and 5,000,000 shares issued and outstanding, respectively	7,120	5,000
Additional Paid-In Capital	19,080	-
Retained Earnings (Deficit)	(24,401)	(8,157)
Total Stockholders’ Equity	1,799	(3,157)

Total Liabilities and Shareholders’ Equity	$15,162	$8,139

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.
Statement of Operations
For the Year Ended June 30, 2019 and 2018

	June 30, 2019	June 30, 2018

REVENUE	$100	$1,606

EXPENSES
General and Administrative	2,189	2,226
Professional	14,155	7,537
Total Expenses	16,344	9,763

Loss from Operations	(16,244)	(8,157)

Income Tax Expense (Recovery)	-	-

NET INCOME AFTER TAX	$(16,244)	$(8,157)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	6,091,699	3,639,344

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.
Statement of Cash Flows
For the Year Ended June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss After Tax	$(16,244)	$(8,157)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad debt Expense	211	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	330	(541)
Accounts Payable	(101)	200
Prepaid expenses	(56)	-
Net Cash from Operating Activities	(15,860)	(8,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Loan	2,168	11,096
Proceeds from Sale of Common Shares	21,200	5,000
Net Cash Provided by Financing Activities	23,368	16,096

Net Increase (Decrease) in Cash	7,508	7,598

Cash, Beginning of Period	7,598	-

Cash, End of Period	$15,106	$7,598

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.
Statement of Stockholders Equity
For the Period from August 30, 2017 (inception) to June 30, 2019

				Retained
	Common Stock		Additional	Earnings
	Number of		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, August 30, 2017	-	$-	$-	$-	$-

Issuance of Common shares for Cash	5,000,000	5,000			5,000

Net Loss	-	-	-	(8,157)	(8,157)

Balance, June 30, 2018	5,000,000	5,000	-	(8,157)	(3,157)

Issuance of Common Shares for Cash	2,120,000	2,120	19,080	-	21,200

Net Income (Loss) After Tax	-	-	-	(16,244)	(16,244)

Balance, June 30, 2019	7,120,000	$7,120	$19,080	$(24,401)	$1,799

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.
June 30, 2019
Notes to the Financial Statements

Note 1 - Organization and Operations

Axelerex Corp. was incorporated in the State of Nevada on August 30, 2017.  Our offices are located at 30 Fritz-Kirsch-Zeile, Berlin, 12459, Germany.  Our product comes in a form of highly customized short animation created in a technique and style that would make it stand out amongst common products of this type. These short animations, produced by our company, will help our customers to deliver desired information with a punch and in memorable and complete manner. Our aim is to develop Axelerex Corp. in phases.  The first phase of development will focus on design solutions. The second phase will be production and further development of new and ever more unique animation solutions.

Note 2 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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
The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment.  Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Tools and equipment 2 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company did not have any commitments or contingencies as of June 30, 2019 and 2017.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended June 30, 2019.

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

There were no potentially dilutive common shares outstanding for the year ended June 30, 2019.

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

As reflected in the financial statements, the Company had a net loss from operations of ($16,244); net cash used in operating activities for the year ended June 30, 2019 of $15,860.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On November 21st, 2017 the Company sold 5,000,000 shares of common stock to the President of the Company at $0.001 per share for $5,000 in aggregate for cash.
From November 2018 to January 2019, the Company sold additional 2,120,000 shares of common stock at $0.01 per share for total consideration of $21,200to 27 induvial. All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.
As of June 30, 2019, and 2018 there were 7,120,000 and 5,000,000 total shares issued and outstanding.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Loan Payable - President

Our President and Director, Sergey Peredkov,  provided $13,264 loan to the company.  The loan is unsecured, non-interest bearing and due on demand.  We have not recorded any imputed interest expense for the year ended June 30, 2019 or 2018 as deemed immaterial.

Issued Shares to Related Parties

On November 21, 2017 we have issued an aggregate of 5,000,000 shares of our common stock to our President and Director, Sergey Peredkov, for a purchase price of $0.001 per share or for aggregate consideration of $5,000.  The shares were issued under Regulation S of the Securities Act of 1933.

Note 6 – Income Tax Provision

Deferred Tax Assets

At June 30, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $24,401 that may be offset against future taxable income through 2034.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,124 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of June 30, 2019.

Components of deferred tax assets are as follows:

June 30, 2019
Net deferred tax assets – Non-current:
Net operating income (loss) carry forward	$(24,401)
Expected income tax benefit from NOL carry-forwards	5,124
Less valuation allowance	(5,124)

Deferred tax assets, net of valuation allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the year ended June 30, 2019

Federal statutory income tax rate	21%
Increase (reduction) in income tax provision resulting from:
Net operating loss (“NOL”) carry-forwards	(21)%

Effective income tax rate	0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of June 30, 2019. The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Marcum, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Sergey Peredkov	49	President, Secretary, Chief Executive Officer and member of the Board of Directors.

Biographical Information and Background of officer and director

Sergey Peredkov – President and Director

Mr. Peredkov has been our President, Secretary, and a member of the Board of Directors since our inception on August 30, 2017.

Mr. Peredkov has significant experience working in international teams at European synchrotron facilities: BESSY (Germany), MAX-lab (Sweden), ESRF and Soleil (France), Elettra (Italy), SLS (Switzerland), FLASH free electron laser source (Germany).

Mr. Peredkov scientific interests and experience include design of scientific equipment, computer modeling, development of acquisition and data analysis software.

In his current position at Department of Molecular Theory and Spectroscopy, Max Planck Institute for Chemical Energy Conversion, Mr. Peredkov manages research group operations.

Mr. Peredkov’s schedule currently allows him to spend up to fifteen hours a week on the operations of our company. He is willing to spend more time with the business as it grows. We anticipate him eventually spending about 30 hours a week on matters related to our company’s operations.

The specific experience, qualifications, attributes, and skills in project management led to the appointment of Mr. Peredkov as our President and Director.

Below are major highlights of Mr. Peredkov career and international experience:

2013-present. Research scientist, group manager, Department of Molecular Theory and Spectroscopy, Max Planck Institute for Chemical Energy Conversion, Germany
Design and construction of the PINK beamline and experimental station for x-ray emission spectroscopy at BESSY II synchrotron ring as well as coordination of activities between MPI, HZB and Bestec GmbH.

2012-2013. Research scientist, MAX IV Laboratory, Lund University, Sweden
Development of instrumentation and control software
Development of soft x-ray resonant scattering and coherent imaging at Maxlab

2010-2012. Research scientist, TU Berlin, Germany
Development of the research program for studies of free metal nano-particles.
Development of data analysis software (IGOR Pro, MATLAB).

2007-2009. Research scientist, Helmholtz-Zentrum Berlin, BESSY II, Germany
Design, installation and commissioning of GAMBIT setup for XANES and XMCD studies of free metal clusters.
Elaboration of data acquisition and analysis procedures.
Integration of the proprietary hardware-dependent software and the control system
X-ray spectroscopic studies (XPS, RAS, XANES) of deposited metal clusters.

In 2007 Mr. Peredkov obtained his PhD in Physics from the Dep. of Synchrotron Radiation Research, LU, Sweden

1998-2003: Beamline manager (research engineer) at the X-ray lithography beamline MAX-Lab, LU, Sweden
Resist processing and microstructures characterization experiments.
Computer simulation of an irradiation process in x-ray mask - resist system.

Vladimir Orekhovsky - Treasurer

Mr. Orekhovsky has been our Treasurer since inception date of August 30, 2017.

Mr. Orekhovsky schedule currently allows him to spend up to ten hours a week on company’s operations.  Due to his substantial expertise and experience in all stages of animation production, Mr. Orekhovsky is the main driving force behind our creative process as well as final product realization.  He indicates willingness to devote more of his business time as our business grows and his services are needed.

Education and Qualifications:

Mr. Orekhovsky holds a Bachelor’s Degree in Animation from Sheridan College, with a strong emphasis on 2D animation in his own personal portfolio. Mr. Orekhovsky has numerous years of experience creating key frame and straight-ahead animation in both traditional and digital mediums. He is proficient with editing software, digitizing the media in post-production in order to export a clean and finished product in the correct format. Mr. Orekhovsky has extensive experience with the Adobe Suite, particularly with Photoshop, as well as FlipBook and ToonBoom. He has been involved in every aspect of the animation process from the rough key frame drawings to the final cleanup and compositing stages. Mr. Orekhovsky is also a freelance artist for storyboards in commercials and short films, as well as graphic design for branding and illustrations. In addition to traditional animation principals, Mr. Orekhovsky has an extensive background in design and composition for both film and animation.

In his third year of Sheridan College, Mr. Orekhovsky was a group leader for the Group Film Project. He was responsible for allocation of resources, division of tasks and assessment of finalized scenes and group productivity.

While in school, Mr. Orekhovsky was also the Manager of Operations for Precision Landscaping for over 3 years. In this role he managed projects worth over $50,000 in value. In this time, he also became certified in workplace safety, and was responsible for the workers on the job sites.

Mr. Orekhovsky was also an apprentice at FUSIL Inc.  In this particular company he became familiar with the usage of multiple millwork tools.  Mr. Orekhovsky primary responsibilities lay in running, joining, planning, and routing hardwood components for windows and doors.

In addition to obtaining his Bachelor’s degree, Mr. Orekhovsky has also received solid theatrical and communications training.  He is a stage technician as well as a communications specialist.

Mr. Orekhovsky is currently a freelance illustrator and character designer.

During the past ten years, Mr. Peredkov & Mr. Orekhovsky have not been the subject of any the following events:

1.	Any bankruptcy petition filed by or against any business of which either were a general partner or executive Officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.
An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting either Mr. Peredkov or Mr. Orekhovsky involvement in any type of business, securities or banking activities.

4.
Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit committee

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Significant employees

We have no employees other than our director, Sergey Peredkov who currently devotes approximately 15 hours per week to company matters and Vladimir Orekhovsky the company treasurer.  We intend to hire employees on an as needed basis.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Sergey Peredkov (President)	2018	0	0	0	0	0	0	0	0
Sergey Peredkov (President)	2019	0	0	0	0	0	0	0	0

Vladimir Orekhovsky (Treasurer)	2018	0	0	0	0	0	0	0	0
Vladimir Orekhovsky (Treasurer)	2019	0	0	0	0	0	0	0	0

Change of control

As of June 30, 2019, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2019 and as of the date of the filing of this annual report by:

•	Each of our executive officers;
•	Each director;
•	Each person known to us to own more than 5% of our outstanding common stock; and
•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Sergey Peredkov(President and Director)	5,000,000 shares of common stock	70%

Common Stock	Vladimir Orekhovsky	100,000 shares of common stock	1.4&

The percent of class is based on 7,120,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended June 30, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended June 30, 2019		Year Ended June 30, 2018

Audit Fees		$10,000		$6,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees		$650	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,650		$6,000

Included in the audit fees for the year ended June 30, 2019 is the year end fees charged for June 30, 2018.   No audit fees have been accrued for the fiscal year ended June 30, 2019.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

As of date of this filing the Company does not have an Audit Committee.  Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 were pre-approved by our Board.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	AXELEREX CORP.

By :	/s/ SERGEY PEREDKOV
Sergey Peredkov President and Chief Executive Officer and Chief Financial Officer

Date	September 11, 2019