Form 10-K/A
period 2019-06-30
AXELEREX CORP.
filed 2019-09-13
CIK 1724001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K/A
Amendment No. 1 to Form 10-K

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 13, 2019, the registrant had 7,120,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September  13, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-K/A
EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Axelerex Corp. on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended June 30, 2019, which was originally filed with the Securities and Exchange Commission, or SEC, on September 12, 2019, or the Original Form 10-K. This Form 10-K/A is being filed for the sole purpose of providing correct date of the Report of Independent Registered Public Accounting Firm in the Original Form 10-K.  The Report of Independent Registered Public Accounting Firm information may be incorporated by reference from our definitive proxy statement, or if such proxy statement is not filed with the SEC within 120 days after the end of our fiscal year, such information may be included in an amendment to the Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

As used in this Form 10-K/A, “Axelerex,” the “Company,” “we,” “us” and “our” refer to Axelerex Corp.

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
September 12, 2019

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

(Registrant)	AXELEREX CORP.

By :	/s/ SERGEY PEREDKOV
Sergey Peredkov President and Chief Executive Officer and Chief Financial Officer

Date	September 13, 2019