Form 10-Q
period 2019-09-30
AXELEREX CORP.
filed 2019-10-25
CIK 1724001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-224157

AXELEREX CORP.
(Exact name of registrant as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Fritz-Kirsch-Zeile, Berlin	12459
(Address of principal executive offices)	(Zip Code)

1-201-383-2959
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2019

Common Stock: $0.001	7,120,000

PART I - FINANCIAL INFORMATION

Item1. Financial Statements. (Unaudited)

Axelerex Corp.
September 30, 2019

Axelerex Corp.
Balance Sheets
As of September 30, 2019 (unaudited) and June 30, 2019 (audited)

	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$7,580	$15,106
Accounts Receivable	-
Prepaid expenses	14	56
Total Current Assets	7,594	15,162

Total Assets	$7,594	$15,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liability
Account Payable	$-	$99
Related Party Loans	13,264	13,264
Total Liabilities	13,264	13,363

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized;
7,120,000 and 7,120,000 shares issued and outstanding	7,120	7,120
Additional paid in capital	19,080	19,080
Accumulated deficit	(31,870)	(24,401)
Total Stockholders’ Equity (Deficit)	(5,670)	1,799

Total Liabilities and Stockholders’ Equity (Deficit)	$7,594	$15,162

The accompanying notes are an integral part of these unaudited financial statements

Axelerex Corp.
Statements of Operations
For the Three Months Period Ended September 30, 2019 and 2018
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

REVENUE	$-	$40

EXPENSES
General and Administrative	731	985
Professional	6,738	4,650
Total Expenses	7,469	5,635

Loss from Operations	(7,469)	(5,595)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(7,469)	$(5,595)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,120,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
Statements of Cash Flows
For the Three Months ended September 30, 2019 and 2018
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss After Tax	$(7,469)	$(5,595)
Bad Debt Expenses		211
Changes in Operating Assets and Liabilities:
Accounts Receivable	-	330
Prepaid Expenses	42	-
Accounts Payable	(99)	(200)
Net Cash from Operating Activities	(7,526)	(5,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Related Party Loan	-	-
Proceeds from Sale of Common Shares	-	-
Net Cash from Financing Activities	-	-

Net Increase (Decrease) in Cash	(7,526)	(5,254)

Cash, Beginning of Period	15,106	7,598

Cash, End of Period	$7,580	$2,344

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.
Statements of Shareholders Equity (Deficit)
For the Three Months ended September 30, 2019
Unaudited

	Common Stock				Total
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Stockholders’ Equity (Deficit)

Opening Balance at June 30, 2019	7,120,000	$7,120	$19,080	$(24,401)	$1,799
Net Income (Loss) After Tax				(7,469)	(7,469)
Closing Balance at September 30, 2019	7,120,000	$7,120	$19,080	$(31,870)	$(5,670)

The accompanying notes are an integral part of these financial statements

Axelerex Corp.
Statements of Shareholders Equity (Deficit)
For the Three Months ended September 30, 2018
Unaudited

	Common Stock				Total
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Stockholders’ Equity (Deficit)

Opening Balance at June 30, 2018	5,000,000	$5,000	$0	$(8,157)	$(3,157)
Net Income (Loss) After Tax				(5,595)	(5,595)
Closing Balance at September 30, 2018	5,000,000	$5,000	$0	$(13,752)	$(8,752)

The accompanying notes are an integral part of these financial statements

Axelerex Corp.
September 30, 2019
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2019 included in the Company’s 10-K/A filed with the Securities and Exchange Commission on September 13, 2019.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss

Description	$-	$-	$-	$-
Balance at September 30, 2019	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended September 30, 2019.

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

There were no potentially dilutive common shares outstanding for the quarter ended September 30, 2019.

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

As reflected in the financial statements, the Company had no operating revenue with net cash used in operating activities during the reporting quarter ended September 30, 2019.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of September 30, 2019, 7,120,000 common shares of the Company are issued and outstanding.

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

From time to time, the company’s President lends the company funds to cover regular operating expenses.  The loan balance as of September 30, 2019 was $13,264.  The amount due to related party is unsecured and non- interest bearing with no set terms of repayment.

Note 6 – Income Tax Provision

Deferred Tax Assets

At September 30, 2019, the Company had net cumulative operating loss (“NOL”) carry–forwards for Federal income tax purposes of $31,870 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $6,694 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of September 30, 2019.

Components of deferred tax assets are as follows:

September 30, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward before income taxes	$(31,870)
Income tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	6,693
Less: Valuation Allowance	(6,693)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

September 30, 2019

Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)
Effective income tax rate	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the year ended June 30, 2019, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our cash balance was $7,580 as of September 30, 2019.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds received from our President and Director from the purchase of shares.   He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-months period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  Our principal executive office is located at 30 Fritz-Kirsch-Zeile, Berlin, 12459Germany. Our phone number is (201) 383-2959.

Our independent registered public accountant has issued a going concern opinion for June 30, 2019 Financial Statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have generated no revenue in the quarter ended September 30, 2019 and no significant revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations from the quarter ended September 30, 2019

In the quarter ended September 30, 2019 our operating expenses of $7,469 were comprised of professional fees of $6,738 and general and administrative expenses of $731.  In comparison, for the 3 months ended September 30, 2018 our operating expenses of $5,635 were comprised of professional fees of $4,650 and general and administrative expenses $985.  We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $15,500.  We have prepared an internal business plan.  We have not started our proposed business operations and do not expect to do so until approximately 180 days after we have completed this offering.

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

Liquidity and Capital Resources

As of September 30, 2019, the Company had $7,580 cash and $13,264 of current liabilities.  The available capital is insufficient for the Company to remain operational in a long run.

Our negative operating cash flow per month is: $7,526/3=$2,509 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for three months ($7,526/$2,509~ = 3 months).  Since inception, we have sold 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate proceeds of $5,000.  Our Directors provided $13,264 in operating loan to the company.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion for June 30, 2019 Financial Statements, meaning that there is substantial doubt for the company to continue as an on-going business for the next twelve months unless we obtain additional capital.  No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations.  Our only source for cash at this time is investments by others in this offering.  We must raise cash to implement our strategy and stay in business.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No report required.

Item 3. Default Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

No report required.

Item 5. Other Information.

No report required.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 30 Fritz-Kirsch-Zeile, Berlin, 12459 Germany on October 25, 2019.

AXELEREX CORP.

By:	/s/ Sergey Peredkov
Name: Sergey Peredkov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Sergey Peredkov	President, Secretary and Director	October 25, 2019
Sergey Peredkov	(Principal Executive, Financial and Accounting Officer)