Form 10-Q
period 2019-12-31
AXELEREX CORP.
filed 2020-01-29
CIK 1724001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-224157

AXELEREX CORP.
(Exact name of registrant as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Fritz-Kirsch-Zeile Berlin	12459
(Address of principal executive offices)	(Zip Code)

1-201-383-2959

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 29, 2020
Common Stock: $0.001	7,120,000

1

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

Axelerex Corp.

December 31, 2019

Axelerex Corp.

Balance Sheets

As of December 31, 2019 (unaudited) and June 30, 2019 (audited)

	December 31, 2019 (unaudited)	June 30, 2019 (audited)

ASSETS
Current Assets
Cash	$4,516	$15,106
Accounts Receivable	-
Prepaid expenses	150	56
Total Current Assets	4,666	15,162

Total Assets	$4,666	$15,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liability
Account Payable	$-	$99
Related Party Loans	13,432	13,264
Total Liabilities	13,432	13,363

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized; 7,120,000 and 7,120,000 shares issued and outstanding	7,120	7,120
Additional paid in capital	19,080	19,080
Accumulated deficit	(34,966)	(24,401)

Total Stockholders’ Equity (Deficit)	(8,766)	1,799

Total Liabilities and Stockholders’ Equity (Deficit)	$4,666	$15,162

The accompanying notes are an integral part of these unaudited financial statements

Axelerex Corp.

Statements of Operations

For the Three Months Periods Ended December 31, 2019 and 2018

(unaudited)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018

REVENUE	$-	$60

EXPENSES
General and Administrative	1,084	516
Professional	2,012	3,100
Total Expenses	3,096	3,616

Loss from Operations	(3,096)	(3,556)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(3,096)	$(3,556)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,120,000	5,298,043

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.

Statements of Operations

For the Six Months Periods Ended December 31, 2019 and 2018

(unaudited)

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018

REVENUE	$-	$100

EXPENSES
General and Administrative	1,815	1,501
Professional	8,750	7,750
Total Expenses	10,565	9,251

Loss from Operations	(10,565)	(9,151)

Income Tax Expense	-	-

NET LOSS AFTER TAX	$(10,565)	$(9,151)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,120,000	5,149,022

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.

Statements of Cash Flows

For the Six Months ended December 31, 2019 and 2018

(Unaudited)

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss After Tax	$(10,565)	$(9,151)
Bad Debt Expenses		211
Changes in Operating Assets and Liabilities:
Accounts Receivable	-	330
Prepaid Expenses	(94)	(140)
Accounts Payable	(99)	(200)
Net Cash from Operating Activities	(10,758)	(8,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Related Party Loan	168	2,168
Proceeds from Sale of Common Shares	-	13,500
Net Cash from Financing Activities	168	15,668

Net Increase (Decrease) in Cash	(10,590)	6,718

Cash, Beginning of Period	15,106	7,598
Cash, End of Period	$4,516	$14,316

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Axelerex Corp.

Statements of Shareholders Equity (Deficit)

For the Six Months ended December 31, 2019

(Unaudited)

Common Stock	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Opening Balance at July 1, 2019	7,120,000	$7,120	$19,080	$(24,401)	$1,799
Net Income (Loss) After Tax				(7,469)	(7,469)
Balance at September 30, 2019	7,120,000	7,120	19,080	(31,870)	(5,670)

Net Income (Loss) After Tax	-	-	-	(3,096)	(3,096)
Closing Balance at December 31, 2019	7,120,000	$7,120	$19,080	$(34,966)	$(8,766)

The accompanying notes are an integral part of these financial statements

Axelerex Corp.

Statements of Shareholders Equity (Deficit)

For the Six Months ended December 31, 2018

(Unaudited)

Common Stock	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Opening Balance at June 1, 2018	5,000,000	$5,000	$-	$(8,157)	$(3,157)
Net Income (Loss) After Tax				(5,595)	(5,595)
Balance at September 30, 2018	5,000,000	5,000	-	(13,752)	(8,752)
Issuance of Common Shares for Cash	1,350,000	1,350	12,150	-	13,500
Net Income (Loss) After Tax	-	-	-	(3,556)	(3,556)
Closing Balance at December 31, 2018	6,350,000	$6,350	$12,150	$(17,308)	$1,192

The accompanying notes are an integral part of these financial statements

Axelerex Corp.

December 31, 2019

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2019 included in the Company’s 10-K filed with the Securities and Exchange Commission on September 13, 2019. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss
Description	$-	$-	$-	$-
Balance at December 31, 2019	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended December 31, 2019.

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

There were no potentially dilutive common shares outstanding for the quarter ended December 31, 2019.

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

As reflected in the financial statements, the Company had no operating revenue with net cash used in operating activities during the reporting quarter ended December 31, 2019. These factors raise doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of December 31, 2019, 7,120,000 common shares of the Company are issued and outstanding.

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

From time to time, the company’s President lends the company funds to cover regular operating expenses. The loan balance as of December 31, 2019 was $13,432. The amount due to related party is unsecured and non-interest bearing with no set terms of repayment.

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2019, the Company had net cumulative operating loss (“NOL”) carry–forwards for Federal income tax purposes of $34,966 that may be offset against future taxable income through 2039. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $7,343 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of December 31, 2019.

Components of deferred tax assets are as follows:

December 31, 2019

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward before income taxes	$(34,966)
Income tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	7,343
Less: Valuation Allowance	(7,343)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

December 31, 2019

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

Our cash balance was $4,516 as of December 31, 2019. We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve months period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements. Our principal executive office is located at 30 Fritz-Kirsch-Zeile, Berlin, 12459 Germany. Our phone number is (201) 383-2959.

Our independent registered public accountant has issued a going concern opinion for June 30, 2019 Financial Statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have generated no revenue in the quarter ended December 31, 2019 and no significant revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

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

Results of Operations from the quarter ended December 31, 2019

In the quarter ended December 31, 2019 our operating expenses of $3,096 were comprised of professional fees of $2,012 and general and administrative expenses of $1,184. In comparison, for the three months ended December 31, 2018 our operating expenses of $3,616 were comprised of professional fees of $3,100 and general and administrative expenses $516.

In the six months period ended December 31, 2019 our operating expenses of $10,565 were comprised of professional fees of $8,750 and general and administrative expenses of $1,1815. In comparison, for the six months ended December 31, 2018 our operating expenses of $9,251 were comprised of professional fees of $7,750 and general and administrative expenses $1,501.

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

Liquidity and Capital Resources

As of December 31, 2019, the Company had $4,516 cash and $13,432 of current liabilities. The available capital is insufficient for the Company to remain operational in a long run.

Our negative operating cash flow per month is: $10,758/6=$1,793 (estimated based on the current period expenses). Based on this estimate and on current cash on hand we can sustain operations for four months ($4,516/$1,793~ = 2.5 months). Since inception, we have sold 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate proceeds of $5,000. Our Directors provided $13,432 in operating loan to the company.

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

If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates incurring approximately $12,500 in professional fees over the next 12 months.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 30 Fritz-Kirsch-Zeile, Berlin, 12459 Germany on January 29, 2020.

AXELEREX CORP.

By:	/s/ Sergey Peredkov
Name:	Sergey Peredkov
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Sergey Peredkov
Sergey Peredkov	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 29, 2020

7