Form 10-K
period 2020-06-30
AXELEREX CORP.
filed 2020-07-30
CIK 1724001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-224157

AXELEREX CORP.
(Exact name of registrant as specified in its charter)

NEVADA	35-2606208
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Sergey Peredkov

President/Secretary

30 Fritz-Kirsch-Zeile

Berlin, 12459

Germany

(Address of principal executive offices)

_______________________________________

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☒

As of July 30, 2020, the registrant had 7,120,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 30, 2020.

PART I

Item 1. Description of Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Phase one:

a)	Develop our product “bank” of gif and scene ideas
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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of June 30, 2020, no shares of our common stock have been traded.

Number of Holders

As of June 30, 2020, the 7,120,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2020. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the year ended June 30, 2020

For fiscal year ended June 30, 2020, we had $0 revenue compared with $100 for the year ended June 30, 2019.

For fiscal year ended June 30, 2020, our operating expenses were comprised of professional fees of $28,248 and general and administrative expenses of $1,170 as compared with $14,155 of professional fees and $2,189 in general and administrative expenses for year ended June 30, 2019.

As of June 30, 2020, we have sold 7,120,000 shares of common stock.

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

Liquidity and Capital Resources

As of June 30, 2020, the Company had $3,937 cash and current liabilities of $31,622 as compared with $15,106 of cash and $13,363 of current liabilities as of June 30, 2019. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

Since inception, we have sold 5,000,000 shares of common stocks to our president and director, at a price of $0.001 per share and 2,120,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $21,200. Our president and director also provided $31,431 long term loan to the company (non-interest bearing with no fixed term of repayment).

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

Item 8. Financial Statements and Supplementary Data.

Axelerex Corp.

June 30, 2020

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Axelerex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Axelerex Corp. (the Company) as of June 30, 2020 and 2019, the related statements of operations, changes in shareholders' deficit, and cash flows for the period from two years ended June 30, 2020 and 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a losse from operations through June 30, 2020, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, CA. 92111

July 30, 2020

Axelerex Corp.

Balance Sheet

As of June 30, 2020, and 2019

	June 30, 2020	June 30, 2019
ASSETS
Current Assets
Cash & Cash Equivalents	$3,937	$15,106

Prepaid Expenses	66	56
Total Current Assets	4,003	15,162

Total Assets	$4,003	$15,162

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Accounts Payable	$191	$99
Due to Related Party	31,431	13,264

Total Liabilities	31,622	13,363

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,120,000 shares and 7,120,000 shares issued and outstanding, respectively	7,120	7,120
Additional Paid-In Capital	19,080	19,080
Retained Earnings (Deficit)	(53,819)	(24,401)
Total Stockholders’ Equity (Deficit)	(27,619)	1,799

Total Liabilities and Shareholders’ Equity (Deficit)	$4,003	$15,162

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.

Statement of Operations

For the Year Ended June 30, 2020 and 2019

	June 30, 2020	June 30, 2019

REVENUE	$-	$100

EXPENSES
General and Administrative	1,170	2,189
Professional	28,248	14,155
Total Expenses	29,418	16,344

Loss from Operations	(29,418)	(16,244)

Income Tax Expense (Recovery)	-	-

NET INCOME AFTER TAX	$(29,418)	$(16,244)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,120,000	6,091,699

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.

Statement of Cash Flows

For the Year Ended June 30, 2020 and 2019

	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss After Tax	$(29,418)	$(16,244)

Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad debt Expense	-	211
Changes in Operating Assets and Liabilities:
Accounts Receivable	-	330
Accounts Payable	92	(101)
Prepaid expenses	(10)	(56)
Net Cash from Operating Activities	(29,336)	(15,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Loan	18,167	2,168
Proceeds from Sale of Common Shares	-	21,200
Net Cash Provided by Financing Activities	18,167	23,368

Net Increase (Decrease) in Cash	(11,169)	7,508

Cash, Beginning of Period	15,106	7,598
Cash, End of Period	$3,937	$15,106

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.

Statement of Stockholders Equity

For the Period from June 30, 2018 (inception) to June 30, 2020

	Common Stock		Additional	Retained Earnings
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Total

Balance, June 30, 2018	5,000,000	$5,000	-	$(8,157)	$(3,157)
Issuance of Common Shares for Cash	2,120,000	2,120	19,080	-	21,200
Net Income (Loss) After Tax	-			(16,244)	(16,244)
Balance, June 30, 2019	7,120,000	$7,120	$19,080	$(24,401)	$1,799

Net Loss		-		(29,418)	(29,418)
Balance, June 30, 2020	7,120,000	$7,120	$19,080	$(53,819)	$(27,619)

The accompanying notes are an integral part of these financial statements.

Axelerex Corp.

June 30, 2020

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

The Company did not have any commitments or contingencies as of June 30, 2020.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended June 30, 2020.

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

There were no potentially dilutive common shares outstanding for the year ended June 30, 2020.

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

As reflected in the financial statements, the Company had a net loss from operations of ($29,418); net cash used in operating activities for the year ended June 30, 2020 of $29,336. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholder’s Equity

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

From November 2018 to January 2019, the Company sold additional 2,120,000 shares of common stock at $0.01 per share for total consideration of $21,200 to 27 induvial. All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

As of June 30, 2020, and 2019 there were 7,120,000 total shares issued and outstanding.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Loan Payable - President

Our President and Director, Sergey Peredkov, provided $31,431 loan to the company. The loan is unsecured, non-interest bearing and due on demand. We have not recorded any imputed interest expense for the year ended June 30, 2020 or 2019 as deemed immaterial.

Issued Shares to Related Parties

On November 21, 2017 we have issued an aggregate of 5,000,000 shares of our common stock to our President and Director, Sergey Peredkov, for a purchase price of $0.001 per share or for aggregate consideration of $5,000. The shares were issued under Regulation S of the Securities Act of 1933.

Note 6 – Income Tax Provision

Deferred Tax Assets

At June 30, 2020, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $53,819 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $11,302 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of June 30, 2020.

Components of deferred tax assets are as follows:

	June 30, 2020	June 30, 2019
Net deferred tax assets – Non-current:
Net operating income (loss) carry forward	$(53,819)	(24,401)
Expected income tax benefit from NOL carry-forwards	11,302	5,124
Less valuation allowance	(11,302)	(5,124)

Deferred tax assets, net of valuation allowance	-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended June 30, 2020
	June 30, 2020	June 30, 2019

Federal statutory income tax rate	21%	21%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	-21%	-21%

Effective income tax rate	0%	0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of June 30, 2020. The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Marcum, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Sergey Peredkov	50	President, Secretary, Chief Executive Officer and member of the Board of Directors.

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

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Sergey Peredkov (President)	2019	0	0	0	0	0	0	0	0
Sergey Peredkov (President)	2020	0	0	0	0	0	0	0	0
Vladimir Orekhovsky (Treasurer)	2019	0	0	0	0	0	0	0	0
Vladimir Orekhovsky (Treasurer)	2020	0	0	0	0	0	0	0	0

Change of control

As of June 30, 2020, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2020 and as of the date of the filing of this annual report by:

•	Each of our executive officers;
•	Each director;
•	Each person known to us to own more than 5% of our outstanding common stock; and
•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Sergey Peredkov (President and Director)	5,000,000 shares of common stock	70%
Common Stock	Vladimir Orekhovsky	100,000 shares of common stock	1.4%

The percent of class is based on 7,120,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended June 30, 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended June 30, 2020		Year Ended June 30, 2019
Audit Fees		$12,800		$10,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees		$650		$650
All Other Fees	$	Nil	$	Nil
Total		$13,450		$10,650

Included in the audit fees for the year ended June 30, 2020 is the year end fees charged for June 30, 2019. The audit fees for the fiscal year ended June 30, 2020 have been paid.

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

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2020 were pre-approved by our Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer Certification Pursuant To Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXELEREX CORP. (Registrant)

Date: July 30, 2020	By:	/s/ Sergey Peredkov
Sergey Peredkov
President and Chief Executive Officer and Chief Financial Officer

